Form 10QSB
period 2000-03-31
QUADXSPORTS COM INC
filed 2000-06-06
CIK 1095181

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-27369

                              QUADXSPORTS.COM, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        91-1961912
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    100 OCEAN GATE STE 750, LONG BEACH, CA 90802
                    --------------------------------------------
                    (Address of principal executive offices)

                                 (562) 435-5355
                                 --------------
                           (Issuer's telephone number)


- -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No _____

                           Quad X Sports.com, Inc.
                        (a Development Stage Company)
                            Financial Statements
                               March 31, 2000
                                     and
                              December 31, 1999

                          TABLE OF CONTENTS
                          -----------------

                                                      Page
                                                      ----
Independent Auditors' Report                          F-1

Balance Sheet - Assets                                F-2

Balance Sheet - Liabilities and Shareholders Equity   F-3

Statement of Operations                               F-4

Statement of Cask Flows                               F-5

Notes to the Financial Statements                     F-6

James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
AKRON, OHIO 44333
1-330-864-3553

INDEPENDENT AUDITORS' REPORT

Board of Directors                                May 18, 2000
Quad X Sports.com, Inc. (The Company)
Las Vegas, Nevada 89109

                       INDEPENDENT AUDITOR'S REPORT

     I have audited the Balance Sheet of Quad X Sports.com, Inc., as of December 31,1999, and the related statements of income, retained earnings, and cash flows for the period then ended March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Quad X Sports.com, Inc.

     A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

     Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ James E. Slayton
-------------------------
James E. Slayton, CPA
Ohio License ID# 04-1-15582

                           Quad X Sports.com, Inc.
                        (a Development Stage Company)
                                BALANCE SHEET
                                    AS AT
                               March 31, 2000
                                     and
                              December 31, 1999

                                  ASSETS
ASSETS                                         March 31,        December 31,
                                                 2000             1999

CURRENT ASSETS
Cash                                               8,695.00         1,824.00
                                               -------------    -------------
Total Current Assets                               8,695.00         1,824.00

PROPERTY AND EQUIPMENT
Property and Equipment                            80,697.00        77,697.00
                                               -------------    -------------
Total Property and Equipment                      80,697.00        77,697.00

OTHER ASSETS
Rent and Utility Deposits                          8,545.00         8,545.00
Other Deposits                                    11,000.00        11,000.00
                                               -------------    -------------
Total Other Assets                                19,545.00        19,545.00
                                               -------------    -------------
TOTAL ASSETS                                     108,937.00       $99,066.00
                                               -------------    -------------
                                               -------------    -------------

                 See accompanying notes to financial statements

                           Quad X Sports.com, Inc.
                        (a Development Stage Company)
                                BALANCE SHEET
                                    AS AT
                               March 31, 2000
                                     and
                              December 31, 1999

                            LIABILITIES & EQUITY
LIABILITIES & EQUITY                           March 31,        December 31,
                                                 2000             1999

CURRENT LIABILITES
Accounts Payable                                       0.00        $3,035.00
Accrued expenses                                  17,806.00        44,912.00
Notes payable - related party                          0.00         3,186.00
Current portion of long term liabilities           6,489.00         6,489.00
                                               -------------    -------------
Total Current Liabilities                         24,295.00        57,622.00

OTHER LIABILITIES
Long Term Notes Payable                          468,488.00       450,988.00
                                               -------------    -------------
Total Other Liabilities                          468,488.00       450,988.00
                                               -------------    -------------
Total Liabilities                                492,783.00       508,610.00

   EQUITY
Common Stock, $0.001 par value,                    3,376.00         3,353.00
authorized 50,000,000 shares;
issued and outstanding at March 31,2000,
3,393,087 common shares;
at December 31, 1999, 3,352,587 common shares
Additional Paid in Capital                       212,322.00       200,345.00
Preferred Stock, $.001 par value,                                       0.00
authorized 5,000,000 shares issued
and out standing, 0 preferred shares
Retained Earnings (Deficit accumulated          (599,544.00)     (613,242.00)
during development stage)                      -------------    -------------
Total Stockholders' Equity                      (383,846.00)     (409,544.00)
                                               --------------   -------------
   TOTAL LIABILITIES & OWNER'S EQUITY           $108,937.00       $99,066.00
                                               -------------    -------------
                                               -------------    -------------


                 See accompanying notes to financial statements

                           Quad X Sports.com, Inc.
                        (a Development Stage Company)
                           STATEMENT OF OPERATIONS
                         FOR THE THREE MONTHS ENDED
         March 31, 2000 (unaudited), and March 31, 1999 (unaudited)

                                               March 31,        March 31,
                                                 2000             1999
                                              (unaudited)      (unaudited)
    REVENUE
Services                                          61,125.00             0.00

   COSTS AND EXPENSES
Selling, General and Administrative               47,427.00             0.00
                                               -------------    -------------
     Total Costs and Expenses                     47,427.00             0.00
                                               -------------    -------------

          Net Ordinary Income or (Loss)           13,698.00             0.00
                                               -------------    -------------
                                               -------------    -------------

Weighted average number of common
   shares outstanding                          2,816,261                    0

Net Loss Per Share                                  0.00                 0.00


                 See accompanying notes to financial statements
                                     F-4

                           Quad X Sports.com, Inc.
                        (a Development Stage Company)
                            STATEMENT OF CASH FLOWS
                    FOR MARCH 31, 1999 AND MARCH 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES           March 31,        March 31,
                                                 2000             1999
Net (loss) from operations                       $13,698.00           $0.00
Adjustments to reconciled net income to net cash provided
Services exchanged for stock                                           0.00
(Increase) Decrease in other assets (deposits)         0.00            0.00
Increase (Decrease)in current liabilities        (33,327.00)           0.00
                                               -------------    -------------
Net cash provided by operating activities        (19,629.00)           0.00

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                 3,000.00             0.00
                                               -------------    -------------
      Net cash provided by investing activities   (3,000.00)            0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock                          12,000.00             0.00
Notes Payable                                     17,500.00             0.00
                                               -------------    -------------
      Net cash provided by financing activities   29,500.00             0.00

      Net increase (decrease) in cash              6,871.00             0.00
      Cash and cash equivalents,
      beginning of period                          1,824.00             0.00
      Balance as at end of period                  8,695.00             0.00

                 See accompanying notes to financial statements
                                     F-5

                           Quad X Sports.com, Inc.
                        (a Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Quad X Sports.com, Inc.(the Company) was organized under the laws of the State of Colorado on May 1, 1996 as Grand Canyon Ventures Three, Inc. On June 22, 1998 the Company changed its name to Boraxx Technologies, Inc. (Boraxx). On March 3, 1999 the Company engaged in a share exchange with Apex Sports.com, Inc.(Apex) and changed the name to Quad X Sports.com, Inc. The share exchange with Apex, a Nevada corporation organized February 10, 1999, was accounted for as a reverse acquisition, therefore all historical information is that of the accounting survivor being Apex. The Company issued 2,700,000 common shares in exchange for 100 percent of the outstanding stock of Apex. The Company is currently engaged in the development and acquisition of operating companies in the extreme sports industry (i.e. snowboards, skateboards, apparel)

During March 1999, the Company issued 550,000 shares of common stock for cash of $550.00.

During March 1999, the Company issued 2,587 shares of common stock for services valued at $3,103.

During March 1999, the Company issued 100,000 shares of common stock for cash of $200,000.

During the first quarter of 2000, the Company issued 40,500 shares of its common stock for $12,000.00 in cash.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2. The Company's cost of organization was recorded at cost and are being amortized on a straight line basis over five years.

3. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

5. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

                           Quad X Sports.com, Inc.
                        (a Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


6.  The Company experienced losses for its first fiscal tax year.  The
Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

7.  The Company has adopted December 31 as its fiscal year end.

8.  The Company records its inventory at cost.

9. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

10. The Company's Statement of Cash Flows is reported utilizing cash(currency on hand and demand deposits) and cash equivalents( short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.

11. These financial statements include the books of Boraxx Technologies, Inc and its wholly own subsidiary Apex Sports.Com, Inc. All intercompany transactions and balances have been eliminated in the consolidation.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated significant revenues from its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTION

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The president loaned the Company $38,000.00 to Quad X Sports.com, Inc.
to pay operating expenses of Quad X Sports.com, Inc.. This is being carried as accounts payable as it is considered a trade payable. There were no intercompany eliminations required as a result of these transactions.

                           Quad X Sports.com, Inc.
                        (a Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - LONG TERM COMMITMENTS AND CONTIGENCIES

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - NOTES PAYABLE

Notes Payable are detailed as follows:             December 31, 1999

Note payable to a corporation, for an automobile,
bears interest at 13.25% payments due monthly of
$539.066 through May 2003.                                   $19,686

Convertible Notes Payable, for cash, bears interest
at 12%. No payments due for one year.  The notes
may be converted to common stock at the rate of $1
of debt per share of common stock issued.                   $428,493

Total Notes Payable                                         $448,179
Less current portion                                          $6,469

Net Long Term Liabilities                                   $441,710

Future minimum payments on notes payable are as follows at December 31, 1999:

2000                      436,146 (428,493 in cash or common stock)
2001                        4,922
2002                        4,922
2003                        2,049
2004                            0
                         ---------
Total Notes Payable      $448,179

                           Quad X Sports.com, Inc.
                        (a Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE -RELATED PARTY

Notes payable - related party are detailed as follows:

Note payable to the president of the Company,
non-interest bearing, due within one year and
unsecured                                                 $38,000
                                                        ----------
Total Notes Payable-Related Party                         $38,000

                                  FORM 10QSB

                             QUADXSPORTS.COM, INC.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                QUADXSPORTS.COM, INC.
                                ---------------------

                                       (Registrant)

Date: June 5, 2000                    By: /s/ Kevin Grace
                                       -----------------------
                                        Kevin Grace
	                                  President